Form 10-K
period 2004-12-31
Structured Adjustable Rate Mortgage Loan Trust
filed 2005-03-31
CIK 1302043

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-115858-14

      Structured Asset Securities Corporation


     (Exact name of registrant as specified in its charter)


   Delaware                 		              74-2440850
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)



   745 Seventh Avenue, 7th Floor
   New York, NY                                10019
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 526-7000


        Structured Adjustable Rate Mortgage Loan Trust
        Mortgage Pass-Through Certificates
        Series 2004-12



  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            Not applicable.

  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            No matter was submitted to a vote or consent of the holders of each class of offered certificates during the fiscal year covered by this report.



                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            The Trust does not issue stock. No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 38.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.


   (a)(1) Financial Statements

            Not applicable.

   (a)(2) Financial Statement Schedules

	    Not applicable.


   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Aurora Loan Services LLC fka Aurora Loan Services Inc., as Servicer <F1>
      b) Colonial Savings, F.A., as Servicer <F1>
      c) Countrywide Home Loans LP, as Servicer <F1>
      d) Indymac Bank, F.S.B., as Servicer <F1>
      e) National City Mortgage Company, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) Aurora Loan Services LLC fka Aurora Loan Services Inc., as Servicer <F1>
      b) Colonial Savings, F.A., as Servicer <F1>
      c) Countrywide Home Loans LP, as Servicer <F1>
      d) Indymac Bank, F.S.B., as Servicer <F1>
      e) National City Mortgage Company, as Servicer <F1>
      f) Wells Fargo Bank, N.A., as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Trust
            Agreements.


      a) Aurora Loan Services LLC fka Aurora Loan Services Inc., as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.

  (b) Exhibits to this report are listed on Item 15(a)(3) above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Structured Adjustable Rate Mortgage Loan Trust
    Mortgage Pass-Through Certificates
    Series 2004-12
    (Registrant)


  Signed: Aurora Loan Services LLC fka Aurora Loan Services Inc., as Master Servicer

  By:     E. Todd Whittemore, Executive Vice President

  By: /s/ E. Todd Whittemore, Executive Vice President

  Dated: March 29, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, E. Todd Whittemore, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Structured Adjustable Rate Mortgage Loan Trust Mortgage
     Pass-Through Certificates, Series 2004-12 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Colonial Savings,F.A. as Servicer, Countrywide Home Loans LP as Servicer, Indymac Bank,F.S.B. as Servicer, National City Mortgage Company as Servicer, Wells Fargo Bank, N.A. as Servicer and Securities Administrator.

     Date: March 29, 2005

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title


  EX-99.1 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver Colorado 80202-5665

Phone (720) 931-4000
Fax   (720) 931-4444
www.ey.com


Report of Independent Accountants


Board of Directors
Aurora Loan Services Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended November 30, 2004. Management is responsible for the Company's compliance with the specified mininum servicing standards. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.


In our opinion, management's assertion, that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2004, is fairly stated, in all material respects.



/s/ Ernst & Young LLP

February 11, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (b)
(logo) PFSJ
PAYNE FALKNER SMITH & JONES, P.C.
Certified Public Accountants



Report of Independent Auditors on Compliance with Requirements of the Uniform Single Attestation Program for Mortgage Bankers



Board of Directors and Stockholder
of Colonial Savings, F.A.

We have examined management's assertion about Colonial Savings, F.A. ("Colonial") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended September 30, 2004, included in the accompanying management's assertion about Colonial's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Colonial's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Colonial's compliance with the minimum servicing standards.

In our opinion, management's assertion that Colonial complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2004, is fairly stated, in all material respects.

/s/ Payne Falkner Smith & Jones, P.C.

November 10, 2004



10711 Preston Road * Suite 110 * Dallas. TX 75230 * 972 / 404-1226 *
Fax 214 / 363-9980





  EX-99.1 (c)
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568





Independent Accountants' Report




The Board of Directors
Countrywide Financial Corporation:



We have examined the accompanying management's assertion, that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, (collectively, the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Countrywide Financial Corporation and subsidiaries, including its wholly-owned subsidiary Countrywide Home Loans, Inc. (CHL) and Countrywide Home Loans Servicing, L.P., a wholly-owned subsidiary of CHL, complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KPMG LLP

March 17, 2005





KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017

Phone: (213) 977-3200
www.ey.com

Report on Management's Assertion on
Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Registered Public Accounting Firm




Board of Directors and Shareholder
IndyMac Bank, F.S.B.


We have examined management's assertion, included in the accompanying report titled Report of Management, that IndyMac Bank, F.S.B. (the Bank) complied with the servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Bank's compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the specified minimum servicing standards.


In our opinion, management's assertion that the Bank complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.





/s/Ernst & Young LLP



February 23, 2005


















A Member Practice of Ernst & Young Global





  EX-99.1 (e)
(logo) ERNST & YOUNG

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards identified in Exhibit A to the Report of Management (the specific minimum servicing standards) as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year-ended December 31, 2004. Management is responsible for NCM's compliance with the specified minimum servicing standards. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified minimum servicing standards.

In our opinion, management's assertion that NCM complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


March 11, 2005



A Member Practice of Ernst & Young Global




  EX-99.1 (f)
(logo) KPMG


KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


February 23, 2005





 EX-99.2 (a)
AURORA LOAN SERVICES




Report of Management


We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the minimum servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as set forth in the USAP as of November 30, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2004, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond policy and an errors and omissions policy in the amounts of $60 million and $70 million, respectively.


Very truly yours,


/s/ Bruce Witherell
Bruce Witherell
Chief Executive Officer


/s/ Rick Skogg
Rick Skogg
Co-Chief Operating Officer


/s/ Roy Browning
Roy Browning
Chief Financial Officer

/s/ Bill Napier
William Napier
Controller


February 11, 2005




Aurora Loan Services Inc
10350 Park Meadows Drive Littleton, Colorado 80124 800-550-0508






AURORA LOAN SERVICES EXHIBIT A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan..

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (b)
(logo) COLONIAL
SAVINGS

Management's Assertion Concerning Compliance with USAP Minimum Servicing
Standards



November 10, 2004



As of and for the year ended September 30, 2004, Colonial Savings, F.A. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Colonial Savings, F.A. had in effect a fidelity bond and errors and omissions policy in the amount of $10,000,000.



/s/ Jim E. DuBose
Jim E. Dubose
President and Chief Executive Officer


/s/ Ben Dempsey
Ben Dempsey
Senior Vice President and Chief Financial Officer



2626A WEST FREEWAY, FORT WORTH, TEXAS 76102 OFFICE: 817-390-2000 www.colonialsavings.com





  EX-99.2 (c)
(logo) Countrywide
HOME LOANS

2900 MADERA ROAD
SUN VALLEY, CALIFORNIA 93065-6298
(805) 955-1000


Management's Assertion


March 17, 2005

As of and for the year ended December 31, 2004, Countrywide Financial Corporation and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc. ("CHL"), and Countrywide Home Loans Servicing, L.P., a wholly owned subsidiary of CHL) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $100 million, respectively.




/s/ Thomas K. McLaughlin
Thomas K. McLaughlin
Executive Managing Director and
Chief Financial Officer



/s/ Kevin Meyers
Kevin Meyers
Managing Director, Chief Financial Officer
Loan Administration





  EX-99.2 (d)
(logo) IndyMac Bank


Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Management

We, as members of management of IndyMac Bank, F.S.B. (the Bank), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Bank's compliance with the specified minimum servicing standards as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Bank complied, in all material respects, with the specified minimum servicing standards.


As of December 31, 2004 and for the year then ended, the Bank had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $20,000,000.



/s/ Michael W. Perry                 /s/ Tony Ebers
Michael W. Perry                     Tony Ebers
Chairman and                         Executive Vice President
Chief Executive 0fficer              Home Loan Servicing


/s/ Scott Keys                       /s/ Jeff Lankey
Scott Keys                           Jeff Lankey
Executive Vice President and         Senior Vice President and
Chief Financial Officer              Chief Accounting Officer


February 23, 2005


155 North Lake Avenue
Pasadena, California 91101
Telephone: 626.535.5555
www.indymacbank.com




Exhibit A

Specified Minimum Servicing Standards


I.   Custodial Bank Accounts

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a. be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (e)
(logo) National City Mortgage

National City Mortgage Co.
A Subsidiary of National City Bank of Indiana
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone: (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $200 million and an errors and omissions policy in the amount of $250 million.



/s/ T. Jackson Case, Jr
T. Jackson Case, Jr., Executive Vice President


March 4, 2005



No one Cares More !




  EX-99.2 (f)
(logo) Wells Fargo Home Mortgage

1 Home Campus
Des Moines, IA 50328


Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A




As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.


/s/ Michael J. Heid
February 23, 2005
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel
February 23. 2005
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Michael Lepore
February 23. 2005
Michael Lepore, Executive Vice President, Institutional Lending
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin
February 23, 2005
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



Wells Fargo Home Mortgage
Is a division of Wells Fargo Bank, N.A.




  EX-99.3 (a)
AURORA LOAN SERVICES
A Lehman Brothers Company


Via UPS

February 25, 2005

Carla Shedrick
Corporate Trust Services
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, MD 21045

RE: Annual Officer's Certificate as to Compliance (Securitization listing on the attached Exhibit A)

Dear Ms. Shedrick:

The undersigned Officer certifies the following for the period ending on December 31, 2004:

1. I have reviewed the activities and performance of the Master Servicer during the preceding calendar year under the terms of the Trust Agreements and to the best of this Officer's knowledge, the Master Servicer has fulfilled all of its duties, responsibilities or obligations under the Agreements;

2. Based on said review and to the best of this Officer's knowledge, the Master Servicer is not in default of its obligations under the terms of the Trust Agreements in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

3. To the best of this Officer's knowledge, nothing has arose to lead this Officer to believe that its Servicer has failed to perform any of its duties, responsibilities and obligations under its Servicing Agreement during the preceding calendar year;

4. To the best of this Officer's knowledge, the Servicer is not in default of its obligations under the terms of its Servicing Agreement in any material respect, or, if there is a default in the fulfillment of its obligations, a description of each default or failure and the nature and status thereof has been reported to this Officer;

5. The Master Servicer has received from its Servicer such Servicer's annual certificate of compliance and a copy of such Servicer's annual audit report, in each case to the extent required under the applicable Servicing Agreement, or, if any such certificate or report has not been received by the Master Servicer, the Master Servicer is using its best reasonable efforts to obtain such certificate or report.

Certified By:

/s/ R. Peter Karr

R. Peter Karr
Senior Vice President
Master Servicing Division

Cc: Greg Anselmi, Client Service Manager

(logo) EQUAL HOUSING LENDER


Exhibit A


SASCO           SARM            ARC             SAIL
2002-HF2        2004-1          2002-BC8        2003-BC3
2002-BC1        2004-4          2002-BC9        2003-BC4
2002-26         2004-5		2002-BC10	2003-BC5
2003-6A         2004-7		2004-1		2003-BC6
2003-15A        2004-9XS			2003-BC7
2003-17A        2004-10				2003-BC8
2003-22A        2004-12				2003-BC9
2003-26A        2004-14				2003-BC10
2003-34A        2004-16				2003-BC11
2003-S2         2004-18 			2003-BC12
2004-S2         2004-20				2003-BC13
2004-SC1					2004-2
2004-S3        					2004-3
						2004-4
						2004-5
						2004-6
						2004-BNC1
						2004-8
						2004-9
						2004-10
						2004-BNC2


FFMLT		LABS		Encore
2002-FF3	2004-2		2003-1
2003-FFB
2003-FF3
2004-FFA
2004-FF7




  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1-A1                           5,389,748.54         24,399,730.21                 0.00             302,571,269.80
   1-A2                           4,203,387.69         19,029,000.12                 0.00             235,970,999.87
   1-A3                             277,720.30          1,257,257.24                 0.00              15,590,742.77
   2-A                            4,784,819.15         10,026,394.77                 0.00             260,392,605.23
   3-A1                           5,322,671.89         22,678,956.04                 0.00             277,321,043.96
   3-A2                           2,407,193.23         10,632,650.56                 0.00             130,017,349.44
   3-A3                             128,595.75            547,923.57                 0.00               6,700,076.42
   3-AX                              88,252.76                  0.00                 0.00               4,629,276.67
   4-A                              661,114.26            539,485.39                 0.00              46,532,514.61
   5-A                              647,873.63            585,414.75                 0.00              45,986,585.25
   6-A                            1,265,603.11          1,932,286.17                 0.00              89,514,713.82
   7-A1                           1,641,339.50          6,283,406.09                 0.00              89,716,593.90
   7-A2                           1,558,773.71          6,545,214.69                 0.00              93,454,785.32
   7-A3                           1,044,970.92          3,930,401.41                 0.00              56,119,598.58
   7-AX                             210,616.19                  0.00                 0.00              11,443,086.17
   8-A                            1,626,976.26            433,925.69                 0.00             100,058,074.31
   9-A                            4,415,604.65          9,589,598.76                 0.00             243,964,401.23
   B1                               355,503.54             39,712.22                 0.00              43,822,287.78
   B1-X                             397,624.11                  0.00                 0.00              43,822,287.78
   B2                               256,135.10             27,491.26                 0.00              30,336,508.73
   B2-X                             265,226.63                  0.00                 0.00              30,336,508.73
   B3                                33,448.63              3,052.07                 0.00               3,367,947.93
   B3-X                              24,432.75                  0.00                 0.00               3,367,947.93
   B4                               195,994.51             17,307.43                 0.00              19,098,692.56
   B4-X                             132,234.67                  0.00                 0.00              19,098,692.56
   B5                                77,180.90              4,069.74                 0.00               4,490,930.27
   B6                               135,113.80              7,124.51                 0.00               7,861,875.48
   B7                               212,346.21             11,196.97                 0.00              12,355,803.04
   B8                               154,413.32              8,142.18                 0.00               8,984,857.83
   B9                               116,597.58              6,147.68                 0.21               6,784,471.11
   R                                      3.89                100.00                 0.00                       0.00